Form 10-Q
period 2014-06-27
Tyco International plc
filed 2014-09-12
CIK 1608109

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 27, 2014
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
001-13836
(Commission File Number)
___________________________________________________________
TYCO INTERNATIONAL PUBLIC LIMITED COMPANY
(Exact name of Registrant as specified in its charter)

Ireland (Jurisdiction of Incorporation)	98-0390500 (I.R.S. Employer Identification Number)
Unit 1202 Building 1000 City Gate Mahon, Cork, Ireland (Address of registrant's principal executive office)
353-21-423-5000 (Registrant's telephone number)
Melbourn Road Bishopstown, County Cork, Ireland (Former address)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
The number of ordinary shares outstanding as of September 5, 2014 was 40,000.

TYCO INTERNATIONAL PUBLIC LMITED COMPANY

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Tyco International plc
Statement of Operations and Comprehensive Loss (Unaudited)

For the period ended June 27, 2014

Net revenue	$—
Selling, general and administrative expenses	520
Loss from continuing operations before income taxes	(520)
Income tax benefit	—
Net loss	$(520)
Comprehensive loss	$(520)

Loss per ordinary share
Basic	$(0.01)
Diluted	$(0.01)

Weighted average number of shares outstanding
Basic	40,000
Diluted	40,000

See accompanying notes to unaudited financial statements.

Tyco International plc
Balance Sheet (Unaudited)

June 27, 2014

Assets:
Cash and cash equivalents	$54,516
Total Current Assets	54,516
Total Assets	54,516

Liabilities and Equity:
Total Liabilities	—

Shareholders' Equity:
Common shares (€1.00 par value, 40,000 shares authorized and outstanding)	55,036
Accumulated deficit	(520)
Total Shareholders' Equity	54,516
Total Liabilities and Equity	$54,516

See accompanying notes to unaudited financial statements.

Tyco International plc
Statement of Shareholders' Equity (Unaudited)
For the period ended June 27, 2014

	Number of Common Shares	Common Shares at Par Value	Accumulated Deficit	Total Shareholders' Equity

Balance as of March 28, 2014	—	$—	$—	$—
Comprehensive income:
Net loss			(520)	(520)
Shares issued	40,000	55,036		55,036
Balance as of June 27, 2014	40,000	$55,036	$(520)	$54,516

See accompanying notes to unaudited financial statements.

Tyco International plc
Statement of Cash Flows (Unaudited)

For the period ended June 27, 2014

Cash Flows from Operating Activities:
Net loss	$(520)
Net cash used in operating activities	(520)

Cash Flows from Financing Activities:
Proceeds from issuance of common shares	55,036
Net cash provided by financing activities	55,036

Net increase in cash and cash equivalents	54,516
Cash and cash equivalents at beginning of period	—
Cash and cash equivalents at end of period	$54,516

See accompanying notes to unaudited financial statements.

Tyco International plc
Notes to Financial Statements (Unaudited)

1.	Basis of Presentation and Responsibility for Interim Financial Statements
The unaudited financial statements included herein are unaudited, but in the opinion of management, such financial statements include all adjustments, consisting of normal recurring adjustments, necessary to summarize fairly the Company's financial position, results of operations and cash flows for the interim period. The accompanying unaudited financial statements of Tyco International plc ("we," "us," "our," "Tyco plc," "Tyco Ireland" or "the Company") have been prepared in United States dollars ("USD") and in accordance with the instructions to Form 10-Q under the Securities and Exchange Act of 1934, as amended. The results reported in these unaudited financial statements should not be taken as indicative of results that may be expected for the entire year.
The Company has a 52 or 53-week fiscal year that ends on the last Friday in September. Fiscal year 2014 has 52 weeks. Any reference to 2014 is to the Company's fiscal quarter ending June 27, 2014 unless otherwise indicated. The period ended June 27, 2014 represents the period from May 30, 2014, the date of inception of the Tyco plc entity, through June 27, 2014. There are no comparable periods presented in this filing for any periods prior to the inception date of May 30, 2014.

2. General Information
Tyco Ireland is a newly-formed Irish public limited company and a wholly-owned subsidiary of Tyco International Ltd, a Swiss company ("Tyco Switzerland.") On May 30, 2014, Tyco Switzerland entered into a Merger Agreement ("Merger Agreement") with Tyco Ireland. Under the Merger Agreement, Tyco Switzerland will merge with and into Tyco Ireland, with Tyco Ireland being the surviving company. This Merger will result in Tyco Ireland becoming Tyco's publicly-traded parent company and change the jurisdiction of organization of Tyco Switzerland from Switzerland to Ireland. Tyco Switzerland's shareholders will receive one ordinary share of Tyco Ireland for each common share of Tyco Switzerland held immediately prior to the Merger. Upon completion of the Merger, Tyco Ireland is expected to conduct, through its subsidiaries, the same businesses as conducted by Tyco Switzerland before the Merger.
The Merger is subject to certain conditions including shareholder approval, which was received at the special general meeting of shareholders held on September 9, 2014. The Merger is expected to become effective in November 2014.

3. Share Capital

The authorized share capital of Tyco Ireland consists of $11,000,000, divided into 1,000,000,000 ordinary shares and 100,000,000 preferred shares, each with a par value of $0.01 per share. In addition, Tyco Ireland has authorized share capital of €40,000, representing 40,000 ordinary A shares with a par value of €1.00 per share, in order to satisfy statutory requirements for the incorporation of all Irish public limited companies.

4. Income Taxes

Upon completion of the Merger, Tyco Ireland will be centrally managed and controlled in County Cork, Ireland, and will therefore have tax residency in Ireland. The standard corporate tax rate in Ireland is 12.5%. The net loss for the period ended June 27, 2014 is not deductible for tax purposes.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview
Tyco Ireland is a newly-formed Irish public limited company and a wholly-owned subsidiary of Tyco Switzerland. On May 30, 2014, Tyco Switzerland entered into a Merger Agreement ("Merger Agreement") with Tyco Ireland. Under the Merger Agreement, Tyco Switzerland will merge with and into Tyco Ireland, with Tyco Ireland being the surviving company. This Merger will result in Tyco Ireland becoming Tyco Switzerland's publicly-traded parent company and change Tyco Switzerland's jurisdiction of organization from Switzerland to Ireland. Tyco Switzerland's shareholders will receive one ordinary share of Tyco Ireland for each common share of Tyco Switzerland held immediately prior to the Merger. Upon completion of the Merger, Tyco Ireland is expected to conduct, through its subsidiaries, the same businesses as conducted by Tyco Switzerland before the Merger.
The Merger is subject to certain conditions including shareholder approval, which was received at the special general meeting of shareholders held on September 9, 2014. The Merger is expected to become effective in November 2014.
We expect the ordinary shares of Tyco Ireland to be listed on the New York Stock Exchange (“NYSE”) under the symbol “TYC,” the same symbol under which the common shares in Tyco Switzerland are currently listed and traded. Currently, there is no established public trading market for the ordinary shares of Tyco Ireland.
Upon completion of the Merger, Tyco Ireland will remain subject to U.S. SEC reporting requirements, the mandates of the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act and the applicable corporate governance rules of the NYSE, and Tyco Ireland will continue to report Tyco’s consolidated financial results in U.S. dollars and under U.S. generally accepted accounting principles. After the date of incorporation, Tyco Ireland must also comply with any additional reporting and governance requirements of Irish law.
We believe that the legal and regulatory systems in Ireland will provide us certain advantages over the comparative systems in Switzerland. We anticipate that having our publicly-traded parent company incorporated in Ireland will provide us the following benefits:

•	We will be subject to a legal and regulatory structure in a jurisdiction with a well-developed legal system and corporate law with established standards of corporate governance.

•
Ireland is a common law jurisdiction, which is more consistent with the legal system in the United States and which we believe is less prescriptive and more flexible than civil law jurisdictions such as Switzerland.

•
Ireland is a full member of the European Union and enjoys the benefits of its single market and single currency, which we believe will provide opportunities for conducting our business and hiring and retaining employees.

•
Ireland has a developed, stable and internationally competitive tax regime and one of the most extensive double tax treaty networks in the world, including access to European Union treaties, which we believe will allow us to conduct our operations in a tax-efficient manner.

•
The legal requirements we will be subject to as a company incorporated in Ireland, listed on the NYSE and subject to SEC disclosure and shareholder voting requirements strike the right balance between robust external governance oversight and regulation of our executive and director pay practices and the ability of our compensation committee consisting of independent directors to determine executive compensation to provide incentives to our executive management and to offer competitive salaries and benefits.

Results of Operations
Tyco Ireland was incorporated to facilitate Tyco Switzerland's change in jurisdiction of organization from Switzerland to Ireland. As of June 27, 2014, the Merger had not yet been approved by Tyco Switzerland's shareholders and Tyco Ireland had no products or customers, such that it did not generate sales revenue. Tyco Ireland had a net loss of $520 for the period ended June 27, 2014, which represented a realized foreign currency exchange loss.
The standard corporate tax rate in Ireland is 12.5%. There was no tax impact for the period ended June 27, 2014.

Liquidity and Capital Resources
Cash provided by financing activities reflected the proceeds from the issuance of 40,000 ordinary A shares with a par value of €1.00 per share. Our cash balance as of June 27, 2014 was $54,516.

Forward-looking Statements
Certain statements in this report are "forward-looking statements" within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. All forward-looking statements involve risks and uncertainties. In many cases forward-looking statements are identified by words, and variations of words, such as “anticipate,” “estimate,” “believe,” “commit,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “positioned,” “should,” “will,” “expect,” “objective,” “projection,” “forecast,” “goal,” “guidance,” “outlook,” “effort,” “target” and other similar words. However, the absence of these words does not mean that the statements are not forward-looking. Any forward-looking statement contained herein, in press releases, written statements or other documents filed with the SEC, or in Tyco's communications and discussions with investors and analysts in the normal course of business through meetings, webcasts, phone calls and conference calls, regarding expectations with respect to future events, including sales, earnings, cash flows, operating and tax efficiencies, product expansion, backlog, the consummation and benefits of acquisitions and divestitures, as well as financings and repurchases of debt or equity securities, are subject to known and unknown risks, uncertainties and contingencies. Many of these risks, uncertainties and contingencies are beyond our control, and may cause actual results, performance or achievements to differ materially from anticipated results, performances or achievements.
Additional information concerning these and other factors is contained in our filings with the SEC, including in our Registration Statement on Form S-4. All forward-looking statements speak only as of the date of this report. Tyco Ireland assumes no obligation to update the information contained in this report.
Item 4. CONTROLS AND PROCEDURES

We maintain a system of disclosure controls and procedures designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in this report. Our management evaluated, with the participation of our Principal Executive Officer and our Principal Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter ended June 27, 2014 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon their evaluation, our Principal Executive Officer and our Principal Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the quarter ended June 27, 2014 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures.

PART II. OTHER INFORMATION
Item 1A. RISK FACTORS

You should carefully consider the following risk factors and the other information contained in this document before making an investment decision regarding our securities. Any of the following risks could materially and adversely affect our business, financial condition, results of operations, cash flows and the actual outcome of matters as to which forward-looking statements are made in this document. While we believe we have identified and discussed below the material risks affecting us, there may be additional risks and uncertainties that we do not presently know or that we do not currently believe to be material that may adversely affect our business, financial condition, results of operations and cash flows in the future.

The anticipated benefits of the Merger may not be realized.
We may not realize the benefits we anticipate from the Merger. Our failure to realize those benefits could have an adverse effect on our business, results of operations or financial condition.

Your rights as a shareholder will change as a result of the Merger.
The completion of the Merger will change the governing law that applies to our shareholders from Swiss law (which applies to the Tyco Switzerland and its common shares) to Irish law (which applies to Tyco Ireland and its ordinary shares). Many of the principal attributes of Tyco Switzerland common shares and Tyco Ireland ordinary shares will be materially similar. However, if the Merger is completed, your future rights as a shareholder under Irish corporate law will differ from your current rights as a shareholder under Swiss corporate law. In addition, Tyco Ireland’s proposed articles of association will differ from Tyco Switzerland’s articles of association and organizational regulations.

We will be subject to various Irish taxes as a result of the Merger.
Tyco Ireland will be subject to Irish tax laws. We expect that Tyco Ireland will only be subject to Irish corporate tax on profits arising from its Irish activities and not the profits of all members of the Tyco corporate group. However, if current Irish tax laws were to change or if we fail to appropriately maintain Ireland as the tax domicile for Tyco Ireland, we could be subject to increased taxation as a result of being an Irish company.

Our effective tax rate may increase.
Although we expect that the Merger will not have a material effect on our worldwide effective tax rate, there is uncertainty regarding the tax policies of the jurisdictions where we operate, including the potential legislative actions described in these risk factors and our effective tax rate may increase. Additionally, the tax laws of Ireland and other jurisdictions could change in the future, and such changes could cause a material increase in our effective tax rate.

We expect to incur transaction costs in connection with the completion of the Merger, some of which will be incurred whether or not the Merger is completed.
We expect transaction costs in connection with the Merger to total approximately $10 million. A majority of these costs will be incurred regardless of whether the Merger is completed and prior to your vote on the Merger Agreement Proposal.

Tyco Ireland will seek Irish High Court approval of the creation of distributable reserves. Tyco Ireland expects this will be forthcoming but cannot guarantee this.
Under Irish law, dividends may only be paid (and share repurchases and redemptions must generally be funded) out of “distributable reserves,” which Tyco Ireland will not have immediately following the closing of the Merger. The creation of distributable reserves of Tyco Ireland by way of a capital reduction of Tyco Ireland requires the approval of the Irish High Court and, in connection with seeking such court approval, we are asking Tyco Switzerland shareholders to approve the creation of distributable reserves for Tyco Ireland (through the reduction of the share premium account of Tyco Ireland). The approval of the Irish High Court is expected within approximately six to twelve weeks following the closing. We are not aware of any reason why the Irish High Court would not approve the creation of distributable reserves. However, the issuance of the required order is a matter for the discretion of the Irish High Court. There will also be no guarantee that the approval of the Reserves Proposal by Tyco Switzerland shareholders will be obtained. Approval of the creation of distributable reserves by the Irish High Court may also take substantially longer than Tyco Ireland anticipates. In the event that distributable reserves of Tyco Ireland are not created, no distributions by way of dividends, share repurchases or otherwise will be permitted under Irish law until such time as the group has created sufficient distributable reserves from its trading activities.

Transfers of Tyco Ireland ordinary shares may be subject to Irish stamp duty.
For the majority of transfers of Tyco Ireland ordinary shares, there will not be any Irish stamp duty. However, Irish stamp duty will become payable in respect of certain share transfers occurring after completion of the Merger. A transfer of Tyco Ireland ordinary shares from a seller who holds shares beneficially (i.e. through DTC) to a buyer who holds the acquired shares beneficially will not be subject to Irish stamp duty (unless the transfer involves a change in the nominee that is the record holder of the transferred shares). A transfer of Tyco Ireland ordinary shares by a seller who holds shares directly (i.e. not through DTC) to any buyer, or by a seller who holds the shares beneficially to a buyer who holds the acquired shares directly, may be subject to Irish stamp duty (currently at the rate of 1% of the price paid or the market value of the shares acquired, if higher) payable by the buyer. A shareholder who directly holds shares may transfer those shares into his or her own broker account to be held through DTC without giving rise to Irish stamp duty provided that the shareholder has confirmed to Tyco Ireland’s transfer agent that there is no change in the ultimate beneficial ownership of the shares as a result of the transfer and, at the time of the transfer, there is no agreement in place for a sale of the shares.

Because of the potential Irish stamp duty on transfers of Tyco Ireland ordinary shares, we strongly recommend that all directly registered Tyco Switzerland shareholders open broker accounts so they can transfer their shares into a broker account as soon as possible, and in any event prior to completion of the Merger. We also strongly recommend that any person who wishes to acquire Tyco Ireland ordinary shares after completion of the Merger acquire such shares through the DTC.

We currently intend to pay, or cause one of our affiliates to pay, stamp duty in connection with share transfers made in the ordinary course of trading by a seller who holds shares directly to a buyer who holds the acquired shares beneficially. In other cases Tyco Ireland may, in its absolute discretion, pay or cause one of its affiliates to pay any stamp duty. Tyco Ireland’s articles of association as they will be in effect after the Merger provide that, in the event of any such payment, Tyco Ireland (i) may seek reimbursement from the buyer, (ii) may have a lien against the Tyco Ireland ordinary shares acquired by such buyer and any dividends paid on such shares and (iii) may set-off the amount of the stamp duty against future dividends on such shares. Parties to a share transfer may assume that any stamp duty arising in respect of a transaction in Tyco Ireland ordinary shares has been paid unless one or both of such parties is otherwise notified by Tyco Ireland.

Dividends you receive may be subject to Irish dividend withholding tax.
In certain circumstances, as an Irish tax resident company, we may be required to deduct Irish dividend withholding tax (currently at the rate of 20%) from dividends paid to our shareholders. Whether Tyco Ireland will be required to deduct Irish dividend withholding tax from dividends paid to a shareholder will depend largely on whether that shareholder is resident for tax purposes in a “relevant territory.”

SHARES HELD BY U.S. RESIDENT SHAREHOLDERS
If you are a resident of the United States and hold Tyco Ireland ordinary shares directly, dividends paid to you will be subject to Irish withholding tax if you fail to provide a valid Irish dividend withholding tax exemption form (Form V2A, V2B or V2C) or an IRS Form 6166 to Tyco Ireland’s transfer agent. If you hold shares beneficially, dividends will not be subject to Irish withholding tax if the address of the relevant shareholder in his or her broker’s records is in the United States.

SHARES HELD BY RESIDENTS OF “RELEVANT TERRITORIES” OTHER THAN THE UNITED STATES
Dividends paid to Tyco Ireland shareholders who are residents of “relevant territories” other than the United States must provide all required Irish dividend withholding tax exemption forms to receive their dividends without any Irish withholding tax. Such shareholders must provide the appropriate Irish dividend withhold tax exemption forms (Form V2A, V2B or V2C) to their brokers before the record date for the first dividend payment to which they are entitled (in the case of shares held beneficially) or to Tyco Ireland’s transfer agent at least seven business days before such record date (in the case of shares held directly). Shareholders who fail to provide such tax forms in a timely manner may be subject to Irish withholding tax.

SHARES HELD BY RESIDENTS OF COUNTRIES THAT ARE NOT “RELEVANT TERRITORIES”
Tyco Ireland shareholders who do not reside in “relevant territories” will be subject to Irish withholding tax (currently at the rate of 20%), unless an exemption applies. Such shareholders should seek their own advice from their tax advisors as to whether and how they may claim such exemptions.

IMPORTANT INFORMATION FOR ALL SHAREHOLDERS ABOUT IRISH WITHHOLDING TAX
Tyco Ireland will rely on information received directly or indirectly from brokers and its transfer agent in determining where shareholders reside, whether they have provided the required U.S. tax information and whether they have provided the required Irish dividend withholding tax exemption forms. Tyco Ireland strongly recommends that shareholders who will need to complete Irish dividend withholding tax exemption forms as described above do so and provide them to their brokers or Tyco Ireland’s transfer agent, as the case may be, as soon as possible. Shareholders who do not need to complete Irish dividend withholding tax exemption forms should ensure, however, that their residence of required U.S. tax information has been properly recorded by their brokers or provided to Tyco Ireland’s transfer agent, as the case may be.

Dividends received by you could be subject to Irish income tax.
Dividends paid in respect of Tyco Ireland’s ordinary shares generally will not be subject to Irish income tax where the beneficial owner of these dividends is exempt from dividend withholding tax, unless the beneficial owner of the dividend has some connection with Ireland other than his or her shareholding in Tyco Ireland.

Tyco Ireland shareholders who receive their dividends subject to Irish dividend withholding tax generally will have no further liability to Irish income tax on the dividend unless the beneficial owner of the dividend has some connection with Ireland other than his or her shareholding in Tyco.

Tyco Ireland ordinary shares, received by means of a gift or inheritance could be subject to Irish capital acquisitions tax.
Irish capital acquisitions tax (“CAT”) could apply to a gift or inheritance of Tyco Ireland ordinary shares irrespective of the place of residence, ordinary residence or domicile of the parties. This is because Tyco Ireland ordinary shares that are held as of record will be regarded as property situated in Ireland. The person who receives the gift or inheritance has primary liability for CAT. Gifts and inheritances passing between spouses are exempt from CAT. Children have a tax-free threshold of €225,000 per lifetime in respect of taxable gifts or inheritances received from their parents.

If Tyco Ireland ordinary shares are not eligible for deposit and clearing within the facilities of DTC, then transactions in Tyco Ireland’s securities may be disrupted.
The facilities of DTC are a widely-used mechanism that allow for rapid electronic transfers of securities between the participants in the DTC system, which include many large banks and brokerage firms.

Upon the completion of the Merger, Tyco Ireland ordinary shares will be eligible for deposit and clearing within the DTC system. Tyco Ireland expects to enter into arrangements with DTC whereby Tyco Ireland will agree to indemnify DTC for any stamp duty that may be assessed upon it as a result of its service as a depository and clearing agency for Tyco Ireland’s ordinary shares.

DTC is not obligated to accept Tyco Ireland ordinary shares for deposit and clearing within its facilities at the closing and, even if DTC does initially accept Tyco Ireland ordinary shares, it will generally have discretion to cease to act as a depository and clearing agency for Tyco Ireland ordinary shares. If DTC determined prior to the completion of the Merger that Tyco Ireland ordinary shares are not eligible for clearance within the DTC system, then we would not expect to complete the transactions contemplated by this proxy statement/prospectus in their current form. However, if DTC determined at any time after the completion of the Merger that Tyco Ireland ordinary shares were not eligible for continued deposit and clearance within its facilities, then we believe Tyco Ireland ordinary shares would not be eligible for continued listing on a U.S. securities exchange or inclusion in the Standard & Poor’s 500 Index and trading in Tyco Ireland ordinary shares would be disrupted. While Tyco Ireland would pursue alternative arrangements to preserve its listing and maintain trading, any such disruption could have a material adverse effect on the trading price of the Tyco Ireland ordinary shares.

We may choose to abandon the Merger.
We may decide to abandon the Merger at any time prior to the Special General Meeting, and in some circumstances, after obtaining shareholder approval at the Special General Meeting. After the Merger Agreement Proposal is approved by our shareholders, we anticipate filing the application to effect the Merger, unless one of the conditions to completing the Merger fails to be satisfied.

Item 6. EXHIBITS

The exhibits listed in this Exhibit Index are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Index to Form 10-Q for the Period Ended June 27, 2014

Exhibit Number	Exhibit
2.1
Merger Agreement, dated May 30, 2014, between Tyco International Ltd. and Tyco International plc. (incorporated by reference to Exhibit 2.1 to Tyco International Ltd. current report on Form 8-K filed on June 4, 2014).

31.1	Certification of Principal Executive Officer.
31.2	Certification of Principal Financial Officer.
32.1	Certification by the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
Financial statements from Tyco International plc's quarterly report on Form 10-Q for the period ended June 27, 2014 formatted in XBRL: (i) the Statement of Operations and Comprehensive Loss for the period ended June 27, 2014, (ii) the Balance Sheet as of June 27, 2014, (iii) the Statement of Shareholder's Equity, (iv) the Statement of Cash Flows, and (v) the Notes to Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 12, 2014.

TYCO INTERNATIONAL PUBLIC LIMITED COMPANY
By:	/s/ GEORGE R. OLIVER
George R. Oliver Principal Executive Officer

By:	/s/ ARUN NAYAR
Arun Nayar Principal Financial Officer